Form 10-Q
period 2005-03-31
VIKING MUTUAL FUNDS
filed 2005-04-15
CIK 1082744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM N-Q

CERTIFIED QUARTERLY SCHEDULE OF PORTFOLIO HOLDINGS
OF REGISTERED MANAGEMENT INVESTMENT COMPANIES

Investment Company Act File Number: 811-09277

VIKING MUTUAL FUNDS
(Exact name of Registrant as Specified in Charter)
1400 14th Ave. SW
Minot, ND 58701
(Address of Principal Executive Office) (Zip Code)
Registrant's Telephone Number, including Area Code: 1-701-852-1264

SHANNON D. RAKE, PRESIDENT
1400 14th Ave. SW
Minot, ND 58701



Date of fiscal year end: December 31

Date of reporting period: March 31, 2005

Item 1. Quarterly Schedule Of Portfolio Holdings.

VIKING MUTUAL FUNDS
Statement of Investments, March 31, 2005

Viking Tax-Free Fund for Montana

                                                                                 PRINCIPAL             MARKET
                                                                                  AMOUNT               VALUE
MUNICIPAL BONDS  105.2%
General Obligations  20.3%
Bozeman MT Ser A  4.95%  07/01/20                                                170,000              $177,849
Butte Silver Bow MT City & Cnty (AMBAC)  4.75%  07/01/11                         210,000               226,126
Cascade Cnty MT High Sch A Great Falls  2.85%  07/01/05                          225,000               225,110
Cascade Cnty MT High Sch A Great Falls  3.15%  07/01/06                          100,000               100,657
Flathead Cnty MT Sch Dist No. 6 Columbia Falls  5.65%  07/01/19                   75,000                81,533
Kalispell MT (MBIA)  4.625%  07/01/05                                            130,000               130,706
Misoula MT Ser A (FSA)  3.00%   07/01/09                                         250,000               251,263
MT St Long Range Building Pg-Ser G   4.00%   08/01/13                            250,000               258,505
MT St Long Range Building Pg - Ser G  5.375%  08/01/11                           250,000               249,682
MT St Water Pollution Ctl  5.60%  07/15/20                                       100,000               109,278
Puerto Rico Mun Fin Agy Ser A (FSA)  5.50%  08/01/23                             250,000               269,500
Ravalli Cnty MT Sch Dist No. 003 Hamilton (FSA)  4.00%  07/01/16                  80,000                79,561
Ravalli Cnty MT Sch Dist No. 003 Hamilton (FSA)  4.65%  07/01/09                 105,000               110,111
Yellowstone & Carbon Cntys Elem Sch Dist (MBIA)  4.25%  07/01/24                 200,000               196,324
                                                                                                     ---------
                                                                                                     2,466,205
                                                                                                     ---------
Continuing Care Revenue Bonds  0.6%
MT St Hlth Facs Auth Rev Hillcrest Sr Ctr  6.90%  06/01/15                        30,000                30,788
MT St Hlth Facs Auth Rev Hillcrest Sr Ctr  7.25%  06/01/25                        35,000                36,373
                                                                                                     ---------
                                                                                                        67,161
                                                                                                     ---------
Higher Education Revenue Bonds  17.9%
MT St Brd Regents Hgher Ed Rev Rnv of MT (MBIA)  3.75%  11/15/15                 200,000               198,762
MT St Brd Regents (MSU) Hgher Ed Rev  4.00%  11/15/19                            250,000               248,265
MT St Hgher Ed Stud Assist Corp Rev Ser B  6.40%  12/01/32                       415,000               433,771
MT St Brd Regents (MSU) Rev Facs Imp E (AMBAC)  5.00%  11/15/21                   80,000                83,738
MT Brd Regents (U of M) Hgher Ed Rev Ser F (MBIA) 5.75%  05/15/24                150,000               163,799
Puerto Rico Tour Edl Med & Env Facs Mendez Univ  5.375% 02/01/19                  75,000                76,397
Univ of MT Revs Facs Acq & Imp Ser C (MBIA)  5.00%  11/15/17                     140,000               144,381
Univ of MT Revs Higher Ed Facs Imp Ser D (MBIA)  5.375%  05/15/15                 75,000                80,070
Univ of MT Revs Higher Ed Facs Imp Ser D (MBIA) 5.375%  05/15/19                 370,000               410,925
Univ Puerto Rico Revs Ser O (MBIA)  5.75%  06/01/17                              300,000               332,664
                                                                                                     ---------
                                                                                                     2,172,772
                                                                                                     ---------
Hospital Revenue Bonds  22.8%
MT Hlth Fac Fin Auth Rev Mstr Ln Program Comm Med Ctr  5.20%  12/01/21           145,000               146,978
MT Fac Fin Auth Rev Marias Med Ctr  3.80%  01/01/10                              175,000               173,656
MT Fac Fin Auth Providence Serv (MBIA)  4.60%  12/01/18                          150,000               155,728
MT Fac Fin Auth Providence Serv (MBIA)  5.00%  12/01/18                          500,000               527,245
MT Fac Fin Auth Providence Serv (MBIA)  4.80%  12/01/20                          200,000               209,100
MT Hlth Fac Auth Sisters Chrty Leavenworth (MBIA)  5.125%  12/01/18              200,000               212,806
MT Hlth Facs Auth Rev Sisters Chrty Leavenworth (MBIA)  5.00%  12/01/24          355,000               365,834
MT St Hlth Fac Auth Rev Comm Med Ctr  6.375%  06/01/18                           370,000               368,964
MT St Hlth Fac Auth Rev Holy Rosary Pre-Ref (MBIA)  5.25%  07/01/20              130,000               130,828
MT St Hlth Fac Auth Rev Kalispell Med Ctr (AMBAC)  5.00%  07/01/16               450,000               473,495
                                                                                                     ---------
                                                                                                     2,764,634
                                                                                                     ---------
Housing Revenue Bonds  15.5%
MT St Brd Hsg Sngle Fam Mtg Ser A-2  5.75%  06/01/30                              85,000                85,289
MT St Brd Hsg Sngle Fam Ser A-2  5.50%  12/01/20                                 100,000               100,157
MT St Brd Hsg Sngle Fam Ser A-2  5.60%  12/01/23                                  80,000                80,203
MT St Brd Hsg Sngle Fam Ser A-2  5.20%  12/01/22                                 135,000               137,419
MT St Brd Hsg Sngle Fam Ser B-2  4.85%  12/01/15                                 140,000               142,246
MT St Brd Hsg Sngle Fam Prog Ser C  3.95%  06/01/11                              200,000               201,654
MT St Brd Hsg Sngle Fam Prog Ser B  4.55%  12/01/11                              400,000               408,668
MT St Brd Hsg Sngle Fam Mtg Ser A  4.30%  06/01/12                               250,000               248,892
MT St Brd Hsg Sngle Fam Mtg Ser A  4.30%  12/01/12                               480,000               477,960
                                                                                                     ---------
                                                                                                     1,882,488
                                                                                                     ---------
Mental Health & Substance Abuse Facilities  9.8%
MT Fac Fin Auth Developmental Ctr Prog  4.50%  06/01/16                          250,000               251,130
MT Fac Fin Auth Developmental Ctr Prog  4.75%  06/01/19                          170,000               172,773
MT Fac Fin Auth Rev Childrens Home  4.55%  01/01/17                              250,000               246,782
MT St Hlth Fac Auth Hlth Care Rev State Hosp (AMBAC)  5.00%  06/01/22            500,000               520,795
                                                                                                     ---------
                                                                                                     1,191,480
                                                                                                     ---------
Transportation Revenue Bonds  4.3%
MT St Dept Trans Rev Grant Antic Hwy 93 (MBIA)  4.00%  06/01/14                  250,000               250,193
Puerto Rico Hwy & Trans Auth Rev Ser G  (FGIC)  5.25%  07/01/20                  250,000               272,585
                                                                                                     ---------
                                                                                                       522,778
                                                                                                     ---------
Water Revenue Bonds 3.7%
Butte Silver Bow MT Wtr Sys Rev  3.40%  11/01/12                                 350,000               350,549
Great Falls MT Wtr Sys Rev Ref Ser A (AMBAC)  3.85%  08/01/08                    100,000               102,551
                                                                                                     ---------
                                                                                                       453,100
                                                                                                     ---------
Other Revenue Bonds  10.3%
MT St Brd Invt Refunded 1996 Pay Tax (MBIA)  6.875%  06/01/20                    105,000               114,975
MT St Brd Invt Refunded 1996 Pay Tax (MBIA)  6.875%  06/01/20                    105,000               114,933
Puerto Rico Childrens Trust Fund Tobacco Settlement Rev  6.00%  07/01/26         195,000               219,414
Puerto Rico Comwlth Aqueduct & Swr Auth Rev  (MBIA)  5.00%  07/01/19             125,000               130,334
Puerto Rico Comwlth Infra Fing Auth Ser A (AMBAC)  5.00%  07/01/21               250,000               261,673
Puerto Rico Comwlth Inf Fin Auth Ser A (AMBAC)  5.25%  07/01/10                  100,000               107,409
Puerto Rico Pub Fin Corp Ser A (MBIA)  5.50%  08/01/17                           275,000               306,248
                                                                                                     ---------
                                                                                                     1,254,986
                                                                                                     ---------

Total Municipal Bonds (cost $12,674,632)                                                            12,775,604

SHORT-TERM INVESTMENTS  0.3%
Franklin Double Tax-Free Income Fund                                                                    39,263
                                                                                                   -----------
Total Short-Term Investments (cost:$39,725)                                                             39,263
                                                                                                   -----------

TOTAL MARKET VALUE OF  SECURITIES OWNED  105.6%  (COST $12,714,357)                                 12,814,867

RECEIVABLES AND OTHER ASSETS NET OF LIABILITIES  (5.6)%                                               (674,722)
                                                                                                   -----------
NET ASSETS APPLICABLE TO 1,209,609 SHARES (0.001 PAR VALUE) OUTSTANDING - 100.0%                   $12,140,145
                                                                                                   ===========

VIKING MUTUAL FUNDS
Statement of Investments, March 31, 2005

Viking Tax-Free Fund for North Dakota

                                                                                 PRINCIPAL             MARKET
                                                                                  AMOUNT               VALUE
MUNICIPAL BONDS  98.2%
General Obligations  23.8%
Bismarck ND Ref & Imp - Ser L  4.00%  06/01/07                                    75,000               $75,110
Bismarck ND Ref & Imp - Ser P  2.90%  05/01/12                                   100,000                95,516
Bismarck ND Pub Sch Dist No 1 (FGIC)  4.50%  05/01/16                             55,000                55,192
Fargo ND Ref & Imp - Ser B (FGIC)  5.125%  05/01/17                               60,000                62,741
Fargo ND Ref & Impt Ser D (MBIA)  5.00%  05/01/28                                200,000               205,612
Hillsboro ND Pub Sch Dist No. 9 (FSA)  4.85%  06/01/19                            50,000                50,875
Jamestown ND Pub Sch Dist No. 011 (FGIC)  4.60%  05/01/15                         50,000                51,208
Mandan ND Ref & Imp - Ser B (MBIA)  5.00%  05/01/16                               70,000                71,745
Mandan ND Ref Impt Ser C (AMBAC)  4.00%  05/01/18                                150,000               147,960
Puerto Rico Commonwealth (MBIA)  5.375%  07/01/25                                 50,000                52,639
Wahpeton ND Pub Sch Dist No 37 (FSA)                                             100,000                97,866
West Fargo ND Ref & Imp  5.00%  05/01/08                                         250,000               263,148
West Fargo ND Ref & Imp (AMBAC)  4.00%  05/01/15                                 200,000               199,478
West Fargo ND Pub Sch Dist No. 006 (FGIC)  5.00%  05/01/14                        50,000                53,191
                                                                                                     ---------
                                                                                                     1,482,281
                                                                                                     ---------
Building Authority Revenue Bonds  5.7%
Fargo ND Bldg Auth Lease Rev Ser A  5.00%  05/01/20                               50,000                51,772
ND St Bldg Auth Lease Rev Ser A (MBIA)  5.00%  12/01/17                           50,000                52,533
ND St Bldg Auth Lease Rev Ser A (MBIA)  5.00%  12/01/16                           50,000                51,910
ND St Bldg Auth Lease Rev Ser A (MBIA)  5.20%  12/01/19                           90,000                95,320
ND St Bldg Auth Lease Rev Ser C  (AMBAC)   4.20%  08/15/13                        100,000              101,936
                                                                                                     ---------
                                                                                                       353,471
                                                                                                     ---------
Education Revenue Bonds  6.5%
Fargo ND School District Bldg Auth Rev (MBIA)  5.50%  05/01/14                    50,000                52,465
Minot Pub School District No 1 Bldg Auth  4.80%  05/01/23                        250,000               250,610
West Fargo Pub School District Bldg Auth  4.20%  05/01/17                        100,000                98,147
                                                                                                     ---------
                                                                                                       401,222
                                                                                                     ---------
Higher Education Revenue Bonds  13.2%
Fargo ND Lease Rev NDSU Lease Oblig Ser-A  (AMBAC)  3.50%  05/01/09               60,000                59,947
ND St Brd Hgher Ed Rev Hsg & Aux Facs UND (FGIC)  5.00%  04/01/18                250,000               264,508
ND St Brd Hgher Ed Rev Hsg & Aux Facs UND (FGIC)  4.375%  04/01/26               100,000                97,730
ND St Brd Hgher Ed Rev Hsg & Aux Facs NDSU (FGIC)  4.00%  04/01/15               150,000               149,562
Puerto Rico Tour Edl Med & Env Facs Mendez Univ  5.375%  02/01/19                 25,000                25,466
Univ Puerto Rico Revs Ser O (MBIA)  5.75%  06/01/17                              200,000               221,776
                                                                                                     ---------
                                                                                                       818,989
                                                                                                     ---------
Hospital Revenue Bonds  15.5%
Bismarck ND Hlth Care Facs Rev St. Alexius  (FSA)  4.30%  07/01/08               150,000               153,852
Burleigh Cnty ND Hlth Care MedCenter One (MBIA)  5.25%  05/01/12                 325,000               342,638
Fargo ND Hlth Sys Rev Meritcare Ser A (MBIA)  5.375%  06/01/27                   100,000               105,042
Fargo ND Hlth Sys Rev Meritcare Obl (FSA)  5.375%  06/01/15                       65,000                69,205
Fargo ND Hlth Sys Rev Meritcare Obl (AMBAC)  4.125%  06/01/11                    150,000               153,876
Fargo ND Hlth Sys Rev Meritcare Obl (AMBAC)  5.00%  06/01/22                      45,000                45,859
Grand Forks ND Hlth Care Altru Hlth Obl Group (MBIA)  5.60%  08/15/17             20,000                21,143
Grand Forks ND Hlth Care Altru Hlth Obl Group  7.125%  08/15/24                   20,000                21,253
Valley City ND Rev Ref Lutheran Hlth Ser A-5 (MBIA)  4.20%  01/01/06              25,000                25,171
Ward Cnty ND Hlth Care Facs Rev Trinity Obl Group - B  6.00%  07/01/10            25,000                25,872
                                                                                                     ---------
                                                                                                       963,911
                                                                                                     ---------
Housing Revenue Bonds  10.5%
Fargo ND Multifam Rev Ref Hsg Trollwood Village  6.90%  09/01/13                  25,000                24,551
ND St Hsg Fin Agy Home Mtg Ser B  3.50%   07/01/10                               295,000               292,861
ND St Hsg Fin Agy Rev Home Mtg Prog C  4.90%   07/01/15                          150,000               153,296
ND St Hsg Fin Agy Hsg Fin Home MTG-C-RMK  6.10%  07/01/28                         10,000                10,015
ND St Hsg Fin Agy Rev Hsg Fin Pg Home Mtg B  5.85%  07/01/28                       5,000                 4,983
ND St Hsg Fin Agy Rev Hsg Fin Pg Home Mtg D  5.05%  01/01/06                      10,000                10,025
ND St Hsg Fin Agy Rev Hsg Fin Pg Home Mtg A  5.25%  07/01/18                      60,000                60,069
*ND St Hsg Fin Agy Rev Hsg Fin Pg Home Mtg A  5.55%  07/01/22                     95,000                95,210
                                                                                                     ---------
                                                                                                       651,010
                                                                                                     ---------
Transportation Revenue Bonds  2.6%
Guam Intl Arpt Auth Ser C (MBIA) 5.375%  10/01/17                                150,000               160,612
                                                                                                     ---------
                                                                                                       160,612
                                                                                                     ---------
Water Revenue Bonds  1.0%
ND St Water Comm Rev Water Dev & Mgmt Prg Ser A (MBIA)  5.50%  08/01/10           50,000                54,929
ND St Water Comm Rev Ref Prog Ser A (MBIA)  4.00%  08/01/13                      150,000               151,152
South Central Reg Water Dist Burleigh Cnty Rev  5.00%  10/01/23                  150,000               147,123
                                                                                                     ---------
                                                                                                       353,204
                                                                                                     ---------
Other Revenue Bonds  14.7%
Grand Forks ND Sales Tax Rev Aurora Project Ser A (MBIA)  5.625%  12/15/29       185,000               195,021
Grand Forks ND Sales Tax Rev Dike Imp (AMBAC)  4.50%  09/01/10                    50,000                52,163
Grand Forks ND Sales Tax Rev Dike Imp (AMBAC)  5.00%  09/01/13                   100,000               107,491
Grand Forks ND Sales Tax Rev Dike Imp (AMBAC)  5.00%  09/01/17                   145,000               152,952
Grand Forks ND Sales Tax Rev (MBIA)  3.50%  12/15/10                             150,000               150,031
ND St Muni Bond Bank Cap Fing Prog 6.00%  06/01/21                                25,000                25,458
ND St Muni Bond Bank St Revolv Fund Prog - Ser A  4.90%  10/01/18                 50,000                51,302
Puerto Rico Childrens Trust Fund Tobacco Settlement Rev  6.00%  07/01/26          15,000                16,878
Puerto Rico Pub Fin Corp Ser A (MBIA) 5.375%  08/01/24                           150,000               165,363
                                                                                                     ---------
                                                                                                       916,659
                                                                                                     ---------

Total Municipal Bonds (cost $6,079,458)                                                              6,101,359

SHORT-TERM INVESTMENTS  0.6%
Franklin Double Tax Free Income Fund                                                                    41,578
                                                                                                     ---------
Total Short Term Investment (cost: $42,312)                                                             41,578
                                                                                                     ---------

TOTAL MARKET VALUE OF SECURITIES OWNED  98.8% (COST $6,121,770)                                      6,142,937

RECEIVABLES AND OTHER ASSETS NET OF LIABILITIES  1.2%                                                   72,589
                                                                                                    ----------

NET ASSETS APPLICABLE TO 612,872 SHARES (0.001 PAR VALUE) OUTSTANDING - 100.00%                     $6,215,526
                                                                                                    ==========

VIKING MUTUAL FUNDS
Statement of Investments, March 31, 2005

Viking Large-Cap Value Fund

                                                                 SHARES                 VALUE
Common Stocks  98.1%

Appliance & Tool  2.1%
Whirlpool                                                          900                 $60,957
                                                                                      --------
                                                                                        60,957
                                                                                      --------
Banks/Financial Services  12.0%
Bank of America                                                  1,300                  57,330
Citigroup                                                        1,900                  85,386
J.P. Morgan Chase                                                  800                  27,680
Merrill Lynch                                                      600                  33,960
Morgan Stanley                                                     600                  34,350
National City                                                    1,000                  33,500
U.S. Bancorp                                                     1,265                  36,457
Washington Mutual                                                1,000                  39,500
                                                                                      --------
                                                                                       348,163
                                                                                      --------
Building Materials  2.6%
Masco Corporation                                                2,200                  76,274
                                                                                      --------
                                                                                        76,274
                                                                                      --------
Chemical  1.0%
Dow Chemical                                                       600                  29,910
                                                                                      --------
                                                                                        29,910
                                                                                      --------
Computer/Communications Related  5.4%
Hewlett-Packard                                                  3,000                  65,820
International Rectifier                                          2,000                  91,000
                                                                                      --------
                                                                                       156,820
                                                                                      --------
Drug  5.7%
Merck                                                            2,000                  64,740
Phizer                                                           3,800                  99,826
                                                                                      --------
                                                                                       164,566
                                                                                      --------
Drug Distribution  8.1%
Amerisource Bergen                                                 900                  51,561
CVS Corp.                                                        1,800                  94,716
Mckesson                                                         2,300                  86,825
                                                                                      --------
                                                                                       233,102
                                                                                      --------

Energy  14.7%
Anadarko Petroleum                                               1,500                 114,150
Apache                                                           1,800                 110,214
ChevronTexaco                                                    1,600                  93,296
ConocoPhillips                                                   1,000                 107,840
                                                                                      --------
                                                                                       425,500
                                                                                      --------
Entertainment 1.9%
Disney                                                           1,900                  54,587
                                                                                      --------
                                                                                        54,587
                                                                                      --------
Food 4.7%
Dean Foods                                                       2,500                  85,750
Sara Lee                                                         2,300                  50,968
                                                                                      --------
                                                                                       136,718
                                                                                      --------

Household Products  2.9%
Kimberly-Clark                                                   1,300                  85,449
                                                                                      --------
                                                                                        85,449
                                                                                      --------
Industrial Products  3.0%
Ingersoll-Rand                                                   1,100                  87,615
                                                                                      --------
                                                                                        87,615
                                                                                      --------
Insurance  5.1%
Hartford Financial Services Group                                  800                  54,848
MBIA, Inc.                                                         700                  36,596
Partnerre Ltd.                                                     900                  58,140
                                                                                      --------
                                                                                       149,584
                                                                                      --------
Medical Services / Supplies  4.0%
Health Management Associates                                     2,100                  54,978
Triad Hospital                                                   1,200                  60,120
                                                                                      --------
                                                                                       115,098
                                                                                      --------
Metals  3.8%
ALCOA                                                            2,800                  85,092
Rio Tinto Plc ADR                                                  200                  25,950
                                                                                      --------
                                                                                       111,042
                                                                                      --------
Multi-Industry  3.2%
Honeywell                                                          800                  29,768
ITT Industries                                                     700                  63,168
                                                                                      --------
                                                                                        92,936
                                                                                      --------
Packaging  3.0%
Sealed Air                                                       1,700                  88,298
                                                                                      --------
                                                                                        88,298
                                                                                      --------
Retail  1.7%
BJ's Wholesale                                                   1,600                  49,696
                                                                                      --------
                                                                                        49,696
                                                                                      --------
Telecommunications  2.0%
Verizon Communications                                           1,600                  56,800
                                                                                      --------
                                                                                        56,800
                                                                                      --------
Transportation  4.2%
Canadian Pacific                                                   900                  32,373
Union Pacific                                                    1,300                  90,610
                                                                                      --------
                                                                                       122,983
                                                                                      --------
Utilities  7.0%
American Electric Power                                          1,600                  54,496
Dominion Resources                                               1,200                  89,316
Public Service Enterprise Group                                  1,100                  59,829
                                                                                      --------
                                                                                       203,641
                                                                                      --------

Total Common Stocks (Cost $2,204,739)                                                2,849,739

SHORT-TERM INVESTMENTS 1.9%
Federated Prime Value Obligations #853                                                  55,500
                                                                                    ----------
Total Short-Term Investments (cost: $55,500)                                            55,500
                                                                                    ----------
TOTAL MARKET VALUE OF SECURITIES OWNED  100.0% (COST $2,260,239)                     2,905,239

RECEIVABLES AND OTHER ASSETS NET OF LIABILITIES  0.0%                                      239
                                                                                    ----------
NET ASSETS APPLICABLE TO 257,188 SHARES ($0.001 PAR VALUE)
     OUTSTANDING 100.0%                                                             $2,905,478
                                                                                    ==========

VIKING MUTUAL FUNDS
Statement of Investments, March 31, 2005

Viking Small-Cap Value Fund

                                                                 SHARES                 VALUE
Common Stocks  90.7%
Auto Related  2.7%
Borg Warner                                                      1,000                 $48,680
                                                                                      --------
                                                                                        48,680
                                                                                      --------
Basic Materials  2.8%
Albany International                                             1,600                  49,408
                                                                                      --------
                                                                                        49,408
                                                                                      --------
Cement  3.3%
Lafarge                                                          1,000                  58,450
                                                                                      --------
                                                                                        58,450
                                                                                      --------
Chemical  3.0%
RPM                                                              2,900                  53,012
                                                                                      --------
                                                                                        53,012
                                                                                      --------
Computer/Communications Related  2.3%
International Rectifier                                            900                  40,950
                                                                                      --------
                                                                                        40,950
                                                                                      --------
Construction/Engineering  1.8%
Granite Construction                                             1,200                  31,524
                                                                                      --------
                                                                                        31,524
                                                                                      --------
Drug Distribution  1.7%
Par Pharmaceutical Companies                                       900                  30,096
                                                                                      --------
                                                                                        30,096
                                                                                      --------
Electrical Equipment  2.8%
Belden CDT                                                       2,300                  51,083
                                                                                      --------
                                                                                        51,083
                                                                                      --------
Electronics  2.7%
Bel Fuse Cl. B                                                   1,100                  33,330
Technitrol                                                       1,000                  14,920
                                                                                      --------
                                                                                        48,250
                                                                                      --------
Energy  13.0%
Newfield Exploration                                               800                  59,408
Piedmont Natural Gas                                             2,300                  52,992
Questar                                                          1,300                  77,025
Spinnaker Explorations                                           1,200                  42,636
                                                                                      --------
                                                                                       232,061
                                                                                      --------
Food Processing  2.2%
Performance Food Group                                           1,400                  38,752
                                                                                      --------
                                                                                        38,752
                                                                                      --------
Food Wholesalers/Retailers  0.9%
SuperValu                                                          500                  16,675
                                                                                      --------
                                                                                        16,675
                                                                                      --------
Healthcare 0.5%
BioScrip                                                         1,500                   9,045
                                                                                      --------
                                                                                         9,045
                                                                                      --------
Household Products  5.7%
Church & Dwight                                                  1,950                  69,167
Libbey                                                           1,500                  31,500
                                                                                      --------
                                                                                       100,667
                                                                                      --------
Industrial Products  7.0%
AO Smith                                                         1,800                  51,966
CLARCOR                                                            200                  10,392
Teleflex                                                         1,200                  61,416
                                                                                      --------
                                                                                       123,774
                                                                                      --------
Insurance  5.1%
Protective Life                                                  1,400                  55,020
Scottish RE Group Ltd                                            1,600                  36,032
                                                                                      --------
                                                                                        91,052
                                                                                      --------
Medical Services/Supplies  8.9%
Conmed                                                           1,500                  45,180
Mentor                                                             900                  28,890
Owens & Minor                                                      900                  24,435
Polymedica                                                       1,300                  41,288
West Pharm. Services                                               800                  19,120
                                                                                      --------
                                                                                       158,913
                                                                                      --------
Packaging  3.5%
Aptar Group                                                      1,200                  62,376
                                                                                      --------
                                                                                        62,376
                                                                                      --------

Restaurant  6.7%
Applebee's International                                           750                  20,670
CBRL Group                                                       1,300                  53,690
Landry's Seafood Restaurants                                       900                  26,028
Outback Steakhouse                                                 400                  18,316
                                                                                      --------
                                                                                       118,704
                                                                                      --------
Retail  5.6%
BJ's Wholesale                                                   1,300                  40,378
Claire's Stores                                                  1,600                  36,864
ShopKo Stores                                                    1,000                  22,220
                                                                                      --------
                                                                                        99,462
                                                                                      --------
Toy  2.3%
RC2 Corp.                                                        1,200                  40,800
                                                                                      --------
                                                                                        40,800
                                                                                      --------
Transportation  6.2%
Arkansas Best                                                    1,700                  64,226
Yellow Roadway                                                     798                  46,715
                                                                                      --------
                                                                                       110,941
                                                                                      --------

Total Common Stocks (Cost $1,192,015)                                                1,614,675

SHORT-TERM INVESTMENTS  9.5%
Federated Prime Value Obligations Fund #853                                             86,000
Federated Treasury Cash Reserves #125                                                   84,000
                                                                                    ----------
Total Short-Term Investments (Cost $170,000)                                           170,000
                                                                                    ----------
TOTAL MARKET VALUE OF SECURITIES OWNED 100.2% COST ($1,362,015)                      1,784,675

RECEIVABLES AND OTHER ASSETS NET OF LIABILITIES  (0.2)%                                 (3,659)
                                                                                    ----------

NET ASSETS APPLICABLE TO 125,611 SHARES ($0.001 PAR VALUE)
     OUTSTANDING 100.0%                                                             $1,781,016
                                                                                    ==========

Item 2. Controls and Procedures

(a) 	Based on an evaluation of the disclosure controls and procedures
(as defined in Rule 30a-3(c) under the Investment Company Act of 1940), the
 President and Treasurer of Viking Mutual Funds have concluded that such disclosure controls and procedures are effective as of April 13, 2005.

(b)	There was no change in the internal controls over financial reporting
(as defined in Rule 30a-3(d) under the Investment Company Act of 1940) of Viking Mutual Funds that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.

Item 3. Exhibits

	The certifications required by Rule 30a-2(a) of the Investment Company Act of 1940, as amended, are filed herewith.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934 and the Investment Company Act of 1940, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING MUTUAL FUNDS

By: /s/ Shannon D. Radke
--------------------------------
Shannon D. Radke
President/Treasurer

Date: April 15, 2005


	Pursuant to the requirements of the Securities Exchange Act of 1934 and the Investment Company Act of 1940, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Shannon D. Radke
-------------------------------
Shannon D. Radke
President/Treasurer

Date: April 15, 2005


By: /s/ Douglas P. Miller
-------------------------------
Douglas P. Miller
Vice President/Secretary

Date: April 15, 2005